Form 10-K
period 2000-12-31
DEALER AUTO RECEIVABLES CO LLC
filed 2001-07-06
CIK 1108022

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-32802

                      DEALER AUTO RECEIVABLES COMPANY, LLC
               (ON BEHALF OF DEALER AUTO RECEIVABLES TRUST 2000-1)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                36-4347972
     (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION
             INCORPORATION)                               NUMBER)



        230 WEST MONROE STREET
          CHICAGO, ILLINOIS                               60606
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (312) 456-1250
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /.

AGGREGATE MARKET VALUE OF VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT: NONE.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                     PART I

ITEM 1. BUSINESS

Not applicable.

ITEM 2. PROPERTIES

See Exhibit 99.1 and Exhibit 99.2.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust or the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Notes or the Certificates.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There has not been, and there is not currently proposed, any transactions or series of transactions, to which any of the Trust, the Registrant or the Trustee is party with any Noteholder or Certificateholder that, to the knowledge of the Registrant, owns of record or beneficially more than 5% of any series of the Notes or Certificates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          99.1 Annual Summary Statement
          99.2 Annual Statement of Compliance
          99.3 Annual Independent Public Accountant's Servicing Report

     (b)  Reports on Form 8-K

          The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated

          August 9, 2000
          September 1, 2000
          October 12, 2000
          October 23, 2000
          December 1, 2000
          January 8, 2001
          January 8, 2001
          January 17, 2001
          March 1, 2001
          March 1, 2001
          March 1, 2001
          March 1, 2001
          March 1, 2001
          March 1, 2001
          March 16, 2001
          April 16, 2001
          May 17, 2001
          June 18, 2001

     (c)  See (a) above.

     (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated: July 6, 2001

                                        DEALER AUTO RECEIVABLES COMPANY, LLC

                                        By: /s/ Matthew Romano
                                        Name: Matthew Romano
                                        Title: Senior Vice President and Chief
                                               Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DOCUMENT DESCRIPTION
-------        --------------------
99.1           Annual Summary Statement
99.2           Annual Statement of Compliance
99.3           Annual Independent Public Accountant's Servicing Report