Form 10-K
period 2001-12-31
DEALER AUTO RECEIVABLES CO LLC
filed 2002-04-12
CIK 1108022

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO .

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ].

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits:
               99.1      Annual Summary Statement
               99.2      Annual Statement of Compliance
               99.3      Annual Independent Public Accountant's Servicing Report

     (b)  Reports on Form 8-K

               The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated

               January 16, 2001
               February 15, 2001
               March 15, 2001
               April 16, 2001
               May 15, 2001
               June 15, 2001
               July 16, 2001
               August 15, 2001
               September 17, 2001
               October 15, 2001
               November 15, 2001
               December 17, 2001

     (c)  See (a) above.

     (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 12, 2002

                                        DEALER AUTO RECEIVABLES COMPANY, LLC

                                        By:  /s/ David Greenberg
                                           -------------------------------------
                                        Name:     David Greenberg
                                        Title:    President

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DOCUMENT DESCRIPTION

99.1           Annual Summary Statement
99.2           Annual Statement of Compliance
99.3           Annual Independent Public Accountant's Servicing Report