Form 10-K
period 2002-12-31
DEALER AUTO RECEIVABLES CO LLC
filed 2003-03-31
CIK 1108022

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-32802

                      Dealer Auto Receivables Company, LLC
               (on behalf of Dealer Auto Receivables Trust 2000-1)
             (Exact name of registrant as specified in its charter)


           Delaware                                     36-4347972
(State or other jurisdiction of            (IRS Employer Identification Number)
        incorporation)


  200 East Randolph Street, 11th Floor
           Chicago, Illinois                                  60601
(Address of principal executive offices)                    (Zip Code)

                                 (312) 381-3238
              (Registrant's telephone number, including area code)


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
                                       ---     ---
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

Item 6.  Selected Financial Data

The 2000 and 2001 10-K's previously filed included a mathematical error and thus understated and overstated actual results, respectively. Please note that the related form 8-K and/or 8-K/A's accurately reflected the related results.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Exhibits:
                  99.1   Annual Summary Statement
                  99.2   Annual Statement of Compliance
                  99.3   Annual Independent Public Accountant's Servicing Report

         (b)  Reports on Form 8-K

                The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated

                January 15, 2002
                February 15, 2002
                March 15, 2002
                April 15, 2002
                May 15, 2002
                June 17, 2002
                July 15, 2002
                August 15, 2002
                September 16, 2002
                October 15, 2002
                November 15, 2002
                December  16, 2002

         (c)  See (a) above.

         (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated:  March 27, 2002
        --------------

                                         DEALER AUTO RECEIVABLES COMPANY, LLC

                                         By: /s/ David Greenberg
                                             -----------------------------
                                             Name:  David Greenberg
                                             Title: CEO

                                  EXHIBIT INDEX


Exhibit
Number            Document Description

99.1              Annual Summary Statement
99.2              Annual Statement of Compliance
99.3              Annual Independent Public Accountant's Servicing Report