Form 10-K
period 2003-12-31
DEALER AUTO RECEIVABLES CO LLC
filed 2004-03-30
CIK 1108022

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

                                     PART I

Item 1.  Business

Not applicable.

Item 2.  Properties

See Exhibit 99.1 and Exhibit 99.2

Item 3. Legal Proceedings

There is no material pending legal proceedings with respect to the Trust or the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for the Notes or the Certificates.

Item 6.  Selected Financial Data

The 2002 10-K previously filed included a mathematical error under Section V - Advances; the figures referenced were cumulative and thus overstated the results at month end. Please note that the related form 8-K accurately reflected the related results at month end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Exhibit 99.3 - Annual Independent Public Accountant's Servicing Report is not attached due to the timing of the repurchase.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Exhibits:
              99.1     Annual Summary Statement
              99.2     Annual Statement of Compliance

         (b)  Reports on Form 8-K

                  The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated

                  January 15, 2003
                  February 18, 2003
                  March 17, 2003
                  April 15, 2003
                  May 15, 2003
                  June 16, 2003
                  July 15, 2003
                  August 15, 2003
                  September 15, 2003

         (c)  See (a) above.

         (d)  Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated:  March 23, 2004
        --------------

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